Form 10-K
period 1996-12-31
CORESTATES HOME EQUITY LOAN TRUST 1996-1
filed 1997-10-28
CIK 1014157

                       SECURITIES AND EXCHANGE COMMISSION
                              450 Fifth Street, NW
                            Washington, D.C.  20549

                                   FORM 10-K



(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996

                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to __________

                        Commission File No. 33-79544-07


                      CORESTATES HOME EQUITY LOAN  19965-1
             (Exact name of Registrant as specified in its Charter)



         New York                                           36-7148609
----------------------------                       ------------------------------
(State or other jurisdiction                       (I.R.S. Employer Identification
of incorporation or                                Number of Registrant)
Organization of Registrant)

CoreStates Bank, N.A.
1339 Chestnut Street
Philadelphia, PA                                                       19l07
Attention:  Barbara M. Rothenberg, Counsel
--------------------------------------------------------------------------------
(Address of principal executive offices of                          (Zip Code)
Registrant)

Registrant's telephone number, including area code 215 973-3801
                                                   -------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of cash exchange on which
                                           registered

None.

Securities registered pursuant to Section 12(g) of the Act:

None.


                                                           Total Number of
                                                           Sequentially
                                                           Numbered Pages 13
                                                           Exhibit Index
                                                           Appears on Page 7

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K    [] Not applicable.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date withi 60 days prior to the date of filing. Not applicable.

                      Documents incorporated by reference.

None.

                               INTRODUCTORY NOTE




        The Registrant, CoreStates Home Equity Loan Trust 1996-1 (the "Trust"), is a trust formed pursuant to a Pooling and Servicing Agreement dated as of May 1, 1996 (the "Pooling and Servicing Agreement"), by and among New Jersey National Bank and CoreStates Bank, N.A., as seller (the "Sellers"), CoreStates Bank, N.A., as master servicer (the "Master Servicer"), and The First National Bank of Chicago, as trustee (the "Trustee"). The Trust, which is the issuer of Home Equity Loan Certificates became subject to the reporting requirements under Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") when the Registration Statement (No. 33-79544-07) on Form S-3 (the "Registration Statement"), filed by the Sellers on behalf of the Trust, became effective.

        Each Certificate evidences a fractional undivided ownership interests in the Trust. The property of the Trust consists of a pool of fixed-rate, closed-end, simple interest, home equity mortgage loans (the "Home Equity Mortgage Loans") originated or acquired by the Sellers which are secured by mortgages, deeds of trust or other instruments creating a first or more junior lien on one- to four-family dwellings and certain moneys received thereunder on and after May 1, 1996, a Collection Account, a Reserve Account and a Yield Supplement Account and certain other assets. The Seller transferred Home Equity Mortgage Loans with an aggregate principal balance of $171,326,953.09 to the Trust on May 30, 1996.

        The Certificates consist of four classes of senior certificates (together, the "Class A Certificates") and one class of subordinated certificates (the "Class R Certificates"). The Class A Certificates, in an aggregate principal amount of $171,326,000 were offered to the public pursuant to a prospectus, dated May 22, 1996 (the "Prospectus").

        The Trust filed an Application for an Exemptive Order (the "Application") with the Securities and Exchange Commission (the "Commission") which was approved on February 25, 1994. It permits the Trust to satisfy its reporting requirements under Section 13 of the Exchange Act by filing each monthly servicing report, as described in Section 5.02 of the Pooling and Servicing Agreement, as an exhibit to a Current Report on Form 8-K. The Trust is filing this Current Report on Form 8-K pursuant to such approved application.

                                     Part I


Item 1. Business.

                 Not Applicable.

Item 2. Properties.

                 Not Applicable.

Item 3. Legal Proceedings.

                 The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Sellers or the Master Servicer with respect to the Certificates or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

                 No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 1996.


                                    Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

                 To the best knowledge of the Master Servicer, there is no established public trading market for the Certificates. As of the date hereof, Cede & Co., the nominee of The Depository Trust Company ("DTC"), was the only holder of record of the Class A Certificates, Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates and Class A-4 Certificates. DTC holds the Certificates for the accounts of others.

Item 6. Selected Financial Data.

                 Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                 Not Applicable.

Item 8. Financial Statements and Supplementary Data.

                 Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                 None.

                                    Part III


Item 10.         Directors and Executive Officers of the Registrant.

                 Not Applicable.

Item 11.         Executive Compensation.

                 Not Applicable.

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

                 The Master Servicer is not aware of any Schedule 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

Item 13.         Certain Relationships and Related Transactions.

                 None or Not Applicable.


                                    Part IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.

                 (a) The following documents are filed as part of the report

                          (1)     Financial Statements

                                  Not Applicable.

                          (2)     Financial Statement Schedules

                                  Not Applicable.

                 (b) Current Reports on Form 8-K containing the Monthly Servicing Reports for the periods ending October 31, 1996, November 31, 1996 were filed by the Registrant during the quarter ended December 31, 1996.

                 (c)      Exhibits.

                          25 Power of Attorney of The First National Bank of Chicago.*

                          28.1 Annual Statement to Certificateholders for the period ended December 31, 1996.

                          28.2    Independent Public Accountant's Report




--------------------------
*Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated June 20, 1996 and incorporated herein by reference.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           CORESTATES HOME EQUITY TRUST
                                                (Registrant)



Date: October 25, 1997                     By: /s/ Barbara M. Rothenberg
                                               --------------------------------
                                               Barbara M. Rothenberg
                                               Attorney-in-Fact

                                 EXHIBIT INDEX


                                                                                     Page
                                                                                     ----
(25)             Power of Attorney of The First
                 National Bank of Chicago*

(28.1)           Annual Statement to Certificateholders
                 for the period ended December 31, 1996.

(28.2)           Independent Public Accountant's
                 Report.





--------------------------
*Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated June 20, 1996 and incorporated herein by reference.